Form 10-K
period 2003-12-31
CIT EQUIPMENT COLLATERAL 2003-VT1
filed 2004-03-30
CIK 1240986

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 2003
                                       OR
            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
       For The Transition Period From ________________ to ________________

                       Commission File Number 333-53688-01
                        CIT Equipment Collateral 2003-VT1


           Delaware Trust                              75-6688971
   (State or other jurisdiction                      (IRS Employer
         of incorporation)                        Identification No.)



                           c/o CIT Financial USA, Inc.
                    1 CIT Drive, Livingston, New Jersey 07039
                         Telephone Number (973) 740-5000
                               ------------------

Securities registered pursuant to Section 12(b) of the Act:


     Title of each class                        Name of exchange on
                                                 which registered
    ---------------------                       ------------------
  Receivable-Backed Notes                              None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES [X]   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing. Not Applicable

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable

                                TABLE OF CONTENTS

                                     PART I

     Item     Description                                                                   Page
     ----     -----------                                                                   ----
       2.     Properties                                                                      1
       3.     Legal Proceedings                                                               1
       4.     Submission of Matters to a Vote of Security-Holders                             1

                                     PART II

       5.     Market for Registrant's Common Equity and Related Stockholder Matters           1
       9.     Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure 1

                                     PART III

       12.    Security Ownership of Certain Beneficial Owners and Management                  2
       13.    Certain Relationships and Related Transactions                                  2

                                     PART IV

       14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K                2


                                     PART I

ITEM 2.       PROPERTIES

              CIT Equipment Collateral 2003-VT1 (the "Trust") owns certain equipment loan and lease receivables acquired from NCT Funding Company, LLC pursuant to a Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") dated as of May 1, 2003.

ITEM 3.       LEGAL PROCEEDINGS

              The registrant knows of no material pending proceedings with respect to the Trust.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              No matter has been submitted to a vote of the holders of the Trust's Receivable-Backed Notes or Equity Certificates through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

              There is no established public trading market for the Receivable-Backed Notes or the Equity Certificates of the Trust. As of December 31, 2003, the approximate number of holders of record was 32.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

              None.

                                     PART III

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

               Not Applicable.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

               None.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

               a) Documents filed as a part of the report:

               Exhibits:

               99.1 Report of Independent Accountants

               99.2 Management's Assertion Concerning Compliance with USAP
                    Minimum Servicing Standards, to the extent the procedures in such are applicable to the servicing obligations set forth in the Servicing Agreement

               99.3 Schedule of Year-to-Date Distributions of Principal and
                    Interest to Certificate Holders and Pool Balance and Delinquencies as of December 31, 2003.

               99.4 Annual Officer's Certificate

               99.5 Certification pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002.

               b) Current Reports on Form 8-K:



                      Date                         Items Reported                      Financial Statements
                      ----                         --------------                      ---------------------
                   6/25/2003                            2, 7               Acquisition or disposition of assets,
                                                                           financial statements and exhibits
                   6/26/2003                             5                 Monthly report to certificate holders
                   7/24/2003                             5                 Monthly report to certificate holders
                   8/20/2003                             5                 Monthly report to certificate holders
                   9/24/2003                             5                 Monthly report to certificate holders
                   10/27/2003                            5                 Monthly report to certificate holders
                   11/21/2003                            5                 Monthly report to certificate holders
                   12/23/2003                            5                 Monthly report to certificate holders
                   1/22/2004                             5                 Monthly report to certificate holders
                   2/23/2004                             5                 Monthly report to certificate holders


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CIT Equipment Collateral 2003-VT1

                                     By: CIT Financial USA, Inc., as Servicer


                                     By:    /s/ Frank Garcia
                                            ---------------------------------
                                     Name:  Frank Garcia
                                     Title: Senior Vice President

Dated:  March 30, 2004

                                  EXHIBIT INDEX


     Exhibit No.

         99.1     Report of Independent Accountants.

         99.2     Management's Assertion Concerning Compliance with USAP Minimum
                  Servicing Standards, to the extent the procedures in such are applicable to the servicing obligations set forth in the Servicing Agreement.

         99.3     Schedule of Year-to-Date Distributions of Principal and
                  Interest to Certificate Holders and Pool Balance and
                  Delinquencies as of December 31, 2003.

         99.4     Annual Officer's Certificate

         99.5     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
